Form 10QSB
period 2002-09-30
PERRIN PARTNERS INC
filed 2002-11-18
CIK 1137270

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002
                               ------------------

Commission File Number     ___________________


                               PERRIN PARTNERS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       New York                                        13-4137656
------------------------                      ---------------------------
(State of Incorporation)                      (IRS Identification Number)

              5 Hanover Square, Mezzanine Level, New York, NY 10004
     ----------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

                                 (212) 269-3157
             -------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes           No X
---            ---

     As of September 30, 2002 there were 400,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                              PERRIN PARTNERS, INC.
                                   FORM 10-QSB
                               September 30, 2002



                                      INDEX




                                                                  PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
         September 30, 2002 and December 31, 2001...................3

         Statements of Operations
         Three Months Ended September 30, 2002......................4

         Statement of Stockholders' Equity
         Three Months Ended September 30, 2002......................5

         Statements of Cash Flows
         Three Months Ended September 30, 2002......................6

         Notes to Financials Statement
         Three Months Ended September 30, 2002......................7

 Item 2 - PLAN OF OPERATION.........................................9

PART II- OTHER INFORMATION

                              PERRIN PARTNERS, INC.
                          (a devlopment stage company)
                                 BALANCE SHEET


                                                                                September 30,  December 31,
                                            ASSETS                                   2002          2001
                                            ------                                   ----          ----

CURRENT ASSETS
   Cash and cash equivalents ................................................      $ 12,110      $ 15,875
                                                                                   --------      --------

          Total Current Assets ..............................................        12,110        15,875


   Deferred offering costs ..................................................             0        13,040
                                                                                   --------      --------


         Total Assets .......................................................      $ 12,110      $ 28,915
                                                                                   ========      ========



                             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses ....................................      $      0      $  1,955
                                                                                   --------      --------

          Total Current Liabilities .........................................             0         1,955

COMMITMENTS AND CONTINGENCIES ...............................................             0             0

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, Authorized 2,000,000 shares; none issued             0             0
  Common stock, $.0001 par value, Authorized 20,000,000 shares;
  Issued and outstanding 400,000                                                         40            40
  Additional paid in capital ................................................        46,920        59,960
  Deficit accumulated during the development stage ..........................       -34,850       -33,040
                                                                                   --------      --------

          Total Stockholders' Equity ........................................        12,110        28,915
                                                                                   --------      --------

Total Liabilities and Stockholders' Equity ..................................      $ 12,110      $ 28,915
                                                                                   ========      ========

                             PERRIN PARTNERS, INC.
                          (a development stage company)
                            STATEMENT OF OPERATIONS



                                                 Quarter ended  Year ended
                                                 September 30   December 31,
                                                      2002         2001
                                                      ----         ----

REVENUES ....................................      $      0      $      0
                                                   --------      --------

OPERATING EXPENSES

  General and administrative ................      $      0        32,500
                                                   --------      --------


     Total operating expenses ...............         1,810        32,500
                                                   --------      --------

      Income (loss) from operations .........        -1,810       -32,500
                                                   --------      --------


     Loss before income taxes ...............        -1,810       -32,500

    Provision for  income taxes .............             0             0
                                                   --------      --------

     NET LOSS ...............................       -$1,810      -$32,500
                                                   ========      ========

LOSS PER COMMON SHARE- Basic and Diluted ....      $   0.00        -$0.08
                                                   ========      ========

                              PERRIN PARTNERS, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                Sepember 30, 2002




                                                            Common Stock       Per Share  Paid-in  (Accumulated
                                                        Amount       Shares     Amount    Capital     Deficit)        Totals
                                                        ------       ------
Shares issued for cash, November 2000                    $  0.15    200,000   $     20   $ 29,980                   $ 30,000

Shares issued for services, November 2000                $  0.00    200,000   $     20   $ 29,980                     30,000

Net loss for period ended December 31, 2000                                                              -$162          -162



Balances, December 31, 2000 ................                        400,000   $     40   $ 59,960        -$162      $ 59,838

Net loss for period ended December 31, 2001                                                   --       -32,878       -32,878

Balances, December 31, 2001 ................                        400,000         40     59,960      -33,040        26,960

Write off - deferred offering costs ........                                                                         -13,040

Net loss for period ended September 30, 2002                                                             -1,810

Balances, September 30, 2002 ...............                        400,000   $     40   $ 46,920      -$34,850     $ 26,960
                                                                    =======   ========   ========      ========     ========

                              PERRIN PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS


                                                               January 1, -    January 1, -
                                                              September 30,    December 31,
                                                                  2002            2001
                                                                  ----            ----
Cash flows from operating activities
     Net loss .........................................          -$1,810          -$2,878
     Adjustments to reconcile net loss to net
       cash provided by operating activities:

          Changes in assets and liabilities:
             Accrued expenses .........................           -1,955            1,800
                                                                 -------          -------


Net cash used in operating activities .................           -3,765           -1,078

Cash flows from investing activities
     Deferred offering costs ..........................                0           -7,040
                                                                 -------          -------

Net cash used in investing  activities ................                0           -7,040


Cash flows from financing activities
   Proceeds from sale of shares and warrants to various
   officers, founders and investors ...................                0                0
                                                                 -------          -------

Net cash provided by financing activities .............                0                0
                                                                 -------          -------

Net decrease in cash and cash equivalents .............           -3,765           -8,118

Cash and cash equivalents, beginning of period ........           15,875           23,993
                                                                 -------          -------

Cash and cash equivalents, end of period ..............          $12,110          $15,875
                                                                 =======          =======

SUPPLEMENTAL INFORMATION

Issuance of Shares for Services Rendered ..............                0          $30,000
                                                                 =======          =======

                              PERRIN PARTNERS, INC.
                          (A development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002




NOTE 1- BASIS OF PRESENTATION

The Company was organized under the laws of the state of New York on July 27, 2000.

The Company has elected a December 31, fiscal year end.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company has not experienced any losses on its cash or cash equivalents

REVENUE RECOGNITION

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. Sine inception there has been no revenues.


LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period. Common stock equivalents related to options, warrants and convertible securities are excluded from the computation when the effect would be antidiliutive

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB 133, "Accounting for Derivative Instruments and Hedging Activities", The Company does not engage in derivative or hedging activities and does not expect the adoption of this new pronouncement to have a material effect, if any, on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. The implementation of SAB 101 is not expected to have a significant impact on the Company's future results of operations.

                              PERRIN PARTNERS, INC.
                                        -
                          (A development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 2- DEFERRED OFFERING COSTS

In connection with the offering, the Company has incurred various costs, which were classified as deferred Offering Costs. These costs will be charged against additional paid in capital when the offering closes.


NOTE 3- CAPITALIZATION

The Company is authorized to issue 20,000,000 common shares with a par value of $.0001 and 2,000,000 blank check preferred shares with a par value of $.0001. In November 2000, the Company sold 400,000 common shares to various investors at $.075 for a total consideration of $30,000.


NOTE 4- COMMITMENTS AND CONTINGENCIES

Pursuant to oral agreement, the Company utilizes the office of one of its shareholders rent-free.

                             PERRIN PARTNERS, INC.
                                  FORM 10-QSB
                               September 30, 2002


Item 2. Plan of Operation

     Perrin does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in Perrin's treasury, and not with proceeds received from Perrin's initial public offering.

     Perrin may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

     Perrin will not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, Perrin's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

     Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over Perrin (to avoid tax consequences or to have complete authority to manage the business) will almost assure that Perrin will combine with just one target business. Management also anticipates that upon consummation of a business combination, there will be a change in control in Perrin which will most likely result in the resignation or removal of Perrin's present officers and directors.

     Investors should note that any merger or acquisition effected by Perrin, can be expected to have a significant dilutive effect on the percentage of shares held by Perrin's then-shareholders, including purchasers in its public offering. On the consummation of a business combination, the target business will have significantly more assets than Perrin; therefore, management plans to offer a controlling interest in Perrin to the target business. Perrin will attempt to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Perrin would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

     Management anticipates that it may be able to effect only one potential business combination, due primarily to Perrin's limited financing. As a result, Perrin will not be able to offset potential losses from one venture against gains from another.

     The analysis of business combinations will be undertaken by the officers and directors of Perrin. In analyzing prospective business combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

     Perrin does not intend to raise any additional capital prior to consummation of a business combination.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PERRIN PARTNERS, INC.




                                       By:  /s/ Jody Eisenman
                                             -----------------------
                                            Jody Eisenman, President


Dated: November 14, 2002               /s/ Jody Eisenman
                                       -----------------
                                       Jody Eisenman, President, Director


Dated: November 14, 2002               /s/ Nelson Braff
                                       -------------------
                                       Nelson Braff, Secretary, Director

Dated: November 14, 2002
                                       /s/ Peter Hoffman
                                       -------------------
                                       Peter Hoffman, Vice President, Director


Dated: November 14, 2002               /s/ Marc Barash
                                       -------------------
                                       Marc Barash, Director

CERTIFICATIONS

I, Peter Hoffman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Perrin Partner's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                /s/ Peter Hoffman
                                -------------------------------------
                                Peter Hoffman
                                Vice President and Chief Financial Officer
                                (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Perrin Partners, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Hoffman, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.



/s/ Peter Hoffman
-----------------------------------
Peter Hoffman
Vice President and Chief Financial Officer
Dated:  November 14, 2002